Form 10-Q
period 2019-06-30
Haymaker Acquisition Corp. II
filed 2019-08-01
CIK 1771908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38931

HAYMAKER ACQUISITION CORP. II

(Exact name of Registrant as specified in its charter)

Delaware	83-3642865

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Fifth Avenue Floor 10 New York, NY 10019	10019

(Address of principal executive offices)	(Zip Code)

(212) 616-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	HYACU	The NASDAQ Stock Market LLC

Class A Common Stock, par value $0.0001 per share	HYAC	The NASDAQ Stock Market LLC

Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	HYACW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 31, 2019, there were 40,000,000 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 10,000,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP. II

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of June 30, 2019 (Unaudited)	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2019 (Unaudited) and for the Period from February 13, 2019 (inception) through June 30, 2019 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Equity the Three Months Ended June 30, 2019 (Unaudited) and for the Period from February 13, 2019 (inception) through June 30, 2019 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from February 13, 2019 (inception) through June 30, 2019 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2019

(Unaudited)

ASSETS

Current assets

Cash	$1,251,512
Prepaid expenses	179,783

Total current assets	1,431,295

Investments and cash held in trust account	400,482,583

Total assets	$401,913,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accrued expenses	$20,469
Income tax payable	79,862

Total current liabilities	100,331
Deferred tax liability	10,530
Deferred underwriter compensation	15,000,000

Total liabilities	15,110,861

Commitments

Common stock subject to possible redemption, 38,135,881 shares at redemption value	381,803,016

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,864,119 shares issued and outstanding (excluding 38,135,881 shares subject to possible redemption)	186
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	4,658,768
Retained earnings	340,047

Total stockholders’ equity	5,000,001

Total liabilities and stockholders’ equity	$401,913,878

See accompanying notes to condensed financial statements

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2019	For the Period from February 13, 2019 (inception) through June 30, 2019

Formation costs and operating costs	$52,114	$52,114

Loss from operations	(52,114)	(52,114)

Other income:
Interest income	432,440	432,440
Unrealized gain on securities held in Trust Account	50,143	50,143

Other income	482,583	482,583

Income before provision for income taxes	430,439	430,439
Provision for Income Taxes	(90,392)	(90,392)

Net income	$340,047	$340,047

Weighted average shares outstanding, basic and diluted (1)	9,386,565	7,236,612

Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	Excludes an aggregate of up to 38,135,881 shares subject to redemption.

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 13, 2019 (INCEPTION) THROUGH JUNE 30, 2019

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’

	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance –February 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Balance –March 31, 2019	—	—	8,625,000	863	$24,137	$—	$25,000

Class B Stock Split, less forfeiture from over-allotment	—	—	1,375,000	137	(323)	—	(186)

Sale of 40,000,000 Units, net of underwriters discount and offering costs	40,000,000	4,000	—	—	377,437,970	—	377,441,970

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000

Common stock subject to redemption	(38,135,881)	(3,814)	—	—	(381,803,016)	—	(381,806,830)

Net income	—	—	—	—	—	340,047	340,047

Balance – June 30, 2019	1,864,119	186	10,000,000	1,000	$4,658,768	$340,047	$5,000,001

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 13, 2019 (INCEPTION) THROUGH JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$340,047
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(432,440)
Unrealized gain on marketable securities held in Trust Account	(50,143)
Deferred tax liability	10,530
Changes in operating assets and liabilities:
Prepaid expenses	(179,783)
Accounts payable and accrued expenses	20,469
Income tax payable	79,862

Net cash used in operating activities	(211,458)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	393,000,000
Proceeds from sale of Private Placement Warrants	9,000,000
Proceeds from promissory notes – related parties	270,000
Repayment of promissory notes – related parties	(270,000)
Payment of offering costs	(562,030)

Net cash provided by financing activities	401,462,970

Net Change in Cash	1,251,512
Cash – Beginning	—

Cash – Ending	$1,251,512

Non-Cash investing and financing activities:
Deferred underwriting fees	$15,000,000

Initial classification of common stock subject to redemption	$381,458,796

Change in value of common stock subject to redemption	$344,227

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Organization and Business Operations

Organization and General

Haymaker Acquisition Corp. II (the “Company”) was incorporated in Delaware on February 13, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company intends to acquire and operate a business in the consumer and consumer-related products and services industries. However, the Company is not limited to these industries and may pursue a business combination opportunity in any business or industry it chooses and may pursue a company with operations or opportunities outside of the United States.

At June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and since the Initial Public Offering, the search for a target business to acquire. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 6, 2019. On June 11, 2019, the Company consummated the Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $400,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants at a price of $1.50 per warrant (“Placement Warrants”) in a private placement, generating gross proceeds of $9,000,000. Of this amount, Haymaker Sponsor II, LLC (the “Sponsor”) purchased 5,550,000 Placement Warrants for $8,325,000, Cantor Fitzgerald & Co. (“Cantor”) purchased 383,333 Placement Warrants for $575,000 and Stifel, Nicolaus & Company, Incorporated (“Stifel”) purchased 66,667 Placement Warrants for $100,000. Each Placement Warrant is exercisable to purchase one whole share of the Company’s Class A common stock at $11.50 per share. The Placement Warrants are identical to the warrants sold in the Initial Public Offering subject to limited exceptions, which are described in Note 4.

Following the closing of the Initial Public Offering on June 11, 2019, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Warrants was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

Transaction costs amounted to $22,562,030, consisting of $7,000,000 of underwriting fees, $15,000,000 of deferred underwriting fees and $562,030 of Initial Public Offering costs. In addition, $1,444,570 of cash was held outside of the Trust Account on June 11, 2019 and was available for working capital purposes.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the remaining net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination

must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Initial Business Combination and the Company does not conduct redemptions in connection with the Initial Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares or more of the Public Shares, without the prior consent of the Company.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial

Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

The Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Indemnity

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K audited balance sheet filed by the Company with the SEC on June 17, 2019.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019.

Investments and cash held in Trust Account

At June 30, 2019, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was $90,392 for the period from February 13, 2019 (date of inception) through June 30, 2019.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture. At June 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase 19,333,333 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended June 30, 2019	For the period from February 13, 2019 (inception) through June 30, 2019
Net Income	$340,047	$340,047
Less: Income attributable to common stock subject to possible redemption	(358,023)	(358,023)

Adjusted net loss	$(17,976)	$(17,976)

Weighted average shares outstanding, basic and diluted	9,386,565	7,236,612

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 Placement Warrants at a price of $1.50 per warrant in a private placement, generating gross proceeds of $9,000,000. Of this amount, the Sponsor purchased 5,550,000 Placement Warrants for $8,325,000, Cantor purchased 383,333 Placement Warrants for $575,000 and Stifel purchased 66,667 Placement Warrants for $100,000. Each Placement Warrant is exercisable to purchase one whole share of the Company’s Class A common stock at $11.50 per share. The Placement Warrants are identical to the warrants sold as part of the units in the Initial Public Offering, subject to limited exceptions. The Placement Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. The proceeds from the Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Placement Warrants until 30 days after the completion of the Initial Business Combination. Additionally, for so long as the Placement Warrants are held by Cantor, Stifel or their designees or affiliates, they may not be exercised after five years from the effective date of the registration statement of which this prospectus forms a part.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2019, the Company issued an aggregate of 8,625,000 shares of Class B common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On June 6, 2019, the Company effected a 1.16666667 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 10,062,500 Founder Shares (up to 1,312,500 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). The Sponsor has forfeited, as the result of the partial exercise of the over-allotment option of the underwriter, 62,500 of these Founder Shares, resulting in the Sponsor holding 10,000,000 Founder Shares, which is 20% of the Company’s issued and outstanding shares as of June 11, 2019. The Founder Shares will automatically convert into Class A common stock upon the consummation of the Initial Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Pursuant to the letter agreement, the Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the Initial Business Combination.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on June 7, 2019 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. As of June 30, 2019, the Company had incurred and paid $16,000 of expenses.

Related Party Loans

On March 15, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. Through June 30, 2019, the Company had $270,000 borrowed under the Note and on June 11, 2019, the Company repaid the full $270,000 borrowed under the Sponsor Note.

In order to finance transaction costs in connection with the Initial Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.50 per warrant that would be identical to Placement Warrants, including as to exercise price, exercisability and exercise period.

6. COMMITMENTS

Registration Rights

The holders of Founder Shares, Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. Notwithstanding the foregoing, Cantor, Stifel and their designees may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise their demand rights on more than one occasion.

The holders of Founder Shares, Placement Warrants and Warrants that may be issued upon conversion of working capital loans will not be able to sell these securities until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering up to $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of June 30, 2019. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

A portion of the Deferred Underwriter Compensation may be paid to Stifel or other third parties that did not participate in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating an Initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the Company’s management team in their sole and absolute discretion; provided, that no single third party (together with its affiliates) may be paid an amount in excess of the portion of the aggregate Deferred Underwriting Commission paid to the underwriter unless the parties otherwise agree.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2019, there were 1,864,119 shares of Class A common stock issued and outstanding (excluding 38,135,881 shares of Class A common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. The Company’s initial stockholders currently own an aggregate of 10,000,000 shares of the Company’s Class B common stock (up to 1,312,500 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On June 6, 2019, the Company effected a 1.16666667 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 10,062,500 Founder Shares (up to 1,312,500 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). The Sponsor has forfeited, as the result of the partial exercise of the over-allotment option of the underwriter, 62,500 of these founder shares, resulting in the Sponsor holding 10,000,000 Founder Shares, which is 20% of the Company’s issued and outstanding shares as of June 30, 2019. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or its affiliates upon conversion of loans made to us)

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

Warrants —

Redeemable Warrants

Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade requiring a purchase at least three units to receive or trade a whole warrant. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

If the shares issuable upon exercise of the warrants are not registered under the Securities Act within 60 business days following the Initial Business Combination, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In the event that the conditions in the immediately preceding sentence are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its reasonable best efforts to cause the same to become effective within 60 business days following its Initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, inclusive of interest earned on equity held in trust, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Initial Business Combination is consummated (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Placement Warrants

The Sponsor, Cantor, and Stifel purchased an aggregate of 6,000,000 Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each whole Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. The purchase price of the Placement Warrants was added to the proceeds from the Initial Public Offering and held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. The Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Placement Warrants (including the Class A common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination and they will not be redeemable so long as they are held by the Company’s Sponsor or its permitted transferees. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants.

If holders of the Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that the Company has agreed that these warrants will be exercisable on a cashless basis so long as they are held by the Sponsor, or its permitted transferees is because it is not known at this time whether they will be affiliated with us following the Initial Business Combination. If they remain affiliated with the Company, their ability to sell the Company’s securities in the open market will be significantly limited. The Company expects to have policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who could sell the shares of Class A common stock issuable upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, the Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.

The Company’s Sponsor has agreed not to transfer, assign or sell any of the Placement Warrants (including the Class A common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date the Company completes its Initial Business Combination.

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$400,482,583

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Haymaker Acquisition, Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Haymaker Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 13, 2019 in Delaware and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our initial business combination (“Initial Business Combination”) using cash from the proceeds of the initial public offering (“Initial Public Offering”) and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●

could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2019 and for the period from February 13, 2019 (date of inception) through June 30, 2019, we had net income of $340,047, which consists of formation costs and operating costs of $52,144 and a $90,392 provision for income taxes, offset by interest income of $432,440 and unrealized gains of $50,143 on marketable securities held in our Trust Account (as defined below).

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on June 6, 2019. On June 11, 2019, the Company consummated the Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $400,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants at a price of $1.50 per warrant (“Placement Warrants”) in a private placement, generating gross proceeds of $9,000,000. Of this amount, the Sponsor purchased 5,550,000 Placement Warrants for $8,325,000, Cantor Fitzgerald & Co. (“Cantor”) purchased 383,333 Placement Warrants for $575,000 and Stifel, Nicolaus & Company, Incorporated (“Stifel”) purchased 66,667 Placement Warrants for $100,000. Each Placement Warrant is exercisable to purchase one whole share of the Company’s Class A common stock at $11.50 per share. The Placement Warrants are identical to the warrants sold in the Initial Public Offering subject to limited exceptions.

Following the closing of the Initial Public Offering on June 11, 2019, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Warrants was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

Transaction costs amounted to $22,562,030, consisting of $7,000,000 of underwriting fees, $15,000,000 of deferred underwriting fees and $562,030 of Initial Public Offering costs. In addition, $1,444,570 of cash was held outside of the Trust Account and is available for working capital purposes.

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $400,482,583 (including approximately $482,583 of unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the Trust Account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

For the period from February 13, 2019 (date of inception) through June 30, 2019, cash used in operating activities was $211,458, consisting primarily of net income of $340,047, plus changes in operating assets and liabilities that used $68,921 of cash from operating activities. The interest income of $432,440 and unrealized gains of $50,143 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2019, we had cash of $1,251,512 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with the Initial Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants that would be identical to Placement Warrants, including as to exercise price, exercisability and exercise period.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on June 7, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and the Company’s liquidation.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering up to $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of June 11, 2019. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

A portion of the Deferred Underwriter Compensation may be paid to Stifel or other third parties that did not participate in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating an Initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the Company’s management team in their sole and absolute discretion; provided, that no single third party (together with its affiliates) may be paid an amount in excess of the portion of the aggregate Deferred Underwriting Commission paid to the underwriter unless the parties otherwise agree.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We present our earnings (net loss) per share information in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share.” Under the two-class method, net income is adjusted for the portion of income that is attributable to common stock subject to redemption as these shares only participate in the income of the Trust Account and not the losses of the company. The remaining net income (loss) is then allocated to the weighted average shares outstanding of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering and the sale of the Placement Warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the period from February 13, 2019 (inception) through June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated June 6, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 6, 2019 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In March 2019, our Sponsor acquired 8,625,000 share of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 6, 2019, we effected a 1.16666667 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 10,062,500 Founder Shares (up to 1,312,500 Founder Shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). The number of Founder Shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

In addition, on June 11, 2019, we completed the private sale of an aggregate of 6,000,000 Placement Warrants at a purchase price of $1.50 per Placement Warrant to the Sponsor, Cantor and Stifel, generating gross proceeds to the Company of $9,000,000. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On June 11, 2019, we consummated our Initial Public Offering of 40,000,000 Units (inclusive of 5,000,000 Units sold pursuant to the underwriters partially exercising their over-allotment option on June 11, 2019), with each Unit consisting of one share of Class A common stock and one-third of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

The Units in the Initial Public Offering (5,000,000 Units sold pursuant to the underwriters partially exercising their over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. Cantor acted as the sole book running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-231617 and 333-231998). The SEC declared the registration statement effective on June 6, 2019.

Simultaneously with the Initial Public Offering, Sponsor, Cantor and Stifel purchased an aggregate of 6,000,000 Placement Warrants at a price of $1.50 per warrant, for an aggregate purchase price of $9,000,000. Each Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50. The Placement Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. The proceeds from the Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

Transaction costs amounted to $22,562,030, consisting of $7,000,000 of underwriting fees, $15,000,000 of deferred underwriting fees and $562,030 of Initial Public Offering costs. After deducting the underwriting commissions and the estimated offering expenses paid out on the date of the Initial Public Offering, the total net proceeds from our Initial Public Offering and Placement Warrants (including the over-allotment exercise) was $401,444,570 of which $400,000,000 was placed in the Trust Account.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYMAKER ACQUISITION CORP. II

Date: August 1, 2019	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2019	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer (Principal Financial and Accounting Officer)