Form 10-Q
period 2019-09-30
Haymaker Acquisition Corp. II
filed 2019-11-05
CIK 1771908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒	Emerging growth company	☒

Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 31, 2019, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 (“Class A Common Stock”) and 10,000,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2019 (Unaudited)	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2019 (Unaudited) and for the Period from February 13, 2019 (inception) through September 30, 2019 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Equity the Three Months Ended September 30, 2019 (Unaudited) and for the Period from February 13, 2019 (inception) through September 30, 2019 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from February 13, 2019 (inception) through September 30, 2019 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(Unaudited)

ASSETS
Current assets

Cash	$924,904
Prepaid expenses	271,322

Total current assets	1,196,226

Investments and cash held in trust account	402,621,367

Total assets	$403,817,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$77,442
Income tax payable	461,050

Total current liabilities	538, 942
Deferred tax liability	17,158
Deferred underwriter compensation	15,000,000

Total liabilities	15,555,650

Commitments
Common stock subject to possible redemption, 38,126,634 shares at redemption value	383,261,942

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,873,366 shares issued and outstanding (excluding 38,126,634 shares subject to possible redemption)	187
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	3,199,842
Retained earnings	1,798,972

Total stockholders’ equity	5,000,001

Total liabilities and stockholders’ equity	$403,817,593

See accompanying notes to condensed financial statements

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	For the Period from February 13, 2019 (inception) through September 30, 2019
Operating costs	$292,042	$344,187

Loss from operations	(292,042)	(344,187)

Other income:
Interest income	2,107,223	2,539,663
Unrealized gain on securities held in Trust Account	31,560	81,703

Other income	2,138,783	2,621,366

Income before provision for income taxes	1,846,741	2,277,179
Provision for income taxes	(387,816)	(478,207)

Net income	$1,458,925	$1,798,972

Weighted average shares outstanding, basic and diluted (1)	11,864,119	8,631,053

Basic and diluted net loss per common share	$(0.01)	$(0.02)

(1)	Excludes an aggregate of up to 38,126,634 shares subject to redemption.

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 13, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Class B Stock Dividend, less forfeiture of 62,500 shares from over-allotment			1,375,000	137	(323)	—	(186)
Sale of 40,000,000 Units, net of underwriters discount and offering costs	40,000,000	4,000	—	—	377,437,970	—	377,441,970
Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000
Common stock subject to redemption	(38,135,881)	(3,814)	—	—	(381,803,016)	—	(381,806,830)
Net income	—	—	—	—	—	340,047	340,047

Balance – June 30, 2019	1,864,119	$186	10,000,000	$1,000	$4,658,768	$340,047	$5,000,001

Common stock subject to redemption	9,247	1	—	—	(1,458,926)	—	(1,458,925)
Net income	—	—	—	—	—	1,458,925	1,458,925

Balance – September 30, 2019	1,873,366	$187	10,000,000	$1,000	$3,199,842	$1,798,972	$5,000,001

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 13, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,798,972
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,539,663)
Unrealized gain on marketable securities held in Trust Account	(81,703)
Deferred tax liability	17,158
Changes in operating assets and liabilities:
Prepaid expenses	(271,322)
Accounts payable and accrued expenses	77,442
Income tax payable	461,050

Net cash used in operating activities	(538,066)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	393,000,000
Proceeds from sale of Placement Warrants	9,000,000
Proceeds from promissory notes – related parties	270,000
Repayment of promissory notes – related parties	(270,000)
Payment of offering costs	(562,030)

Net cash provided by financing activities	401,462,970

Net Change in Cash	924,904
Cash – Beginning	—

Cash – Ending	$924,904

Non-Cash investing and financing activities:
Deferred underwriting fees	$15,000,000

Initial classification of common stock subject to redemption	$381,458,796

Change in value of common stock subject to redemption	$1,803,146

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

At September 30, 2019, the Company had not yet commenced operations. All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and since the Initial Public Offering, the search for a target business to acquire. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with

GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The unaudited interim condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K filed by the Company with the SEC on June 17, 2019.

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

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019.

Investments and cash held in Trust Account

At September 30, 2019, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture or redemption. At September 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 19,333,333 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended September 30, 2019	For the Period from February 13, 2019 (inception) through September 30, 2019
Net Income	$1,458,925	$1,798,972
Less: Income attributable to common stock subject to possible redemption	(1,621,305)	(1,979,241)

Adjusted net loss	$(162,380)	$(180,269)

Weighted average shares outstanding, basic and diluted	11,864,119	8,631,053

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 Placement Warrants at a price of $1.50 per warrant in a private placement, generating gross proceeds of $9,000,000. Of this amount, the Sponsor purchased 5,550,000 Placement Warrants for $8,325,000, Cantor purchased 383,333 Placement Warrants for $575,000 and Stifel purchased 66,667 Placement Warrants for $100,000. Each Placement Warrant is exercisable to purchase one whole share of the Company’s Class A common stock at $11.50 per share. The Placement Warrants are identical to the warrants sold as part of the units in the Initial Public Offering, except that the Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Cantor, Stifel or their permitted transferees. In addition, the Placement Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. The proceeds from the Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Placement Warrants until 30 days after the completion of the Initial Business Combination. Additionally, for so long as the Placement Warrants are held by Cantor, Stifel or their designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the Company’s Initial Public Offering.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2019, the Company issued an aggregate of 8,625,000 shares of Class B common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On June 6, 2019, the Company effected a 1.16666667 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 10,062,500 Founder Shares (up to 1,312,500 shares of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised). The Sponsor has forfeited, as the result of the partial exercise of the over-allotment option of the underwriter, 62,500 of these Founder Shares, resulting in the Sponsor holding 10,000,000 Founder Shares, which is 20% of the Company’s issued and outstanding shares. The Founder Shares will automatically convert into Class A common stock upon the consummation of the Initial Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on June 7, 2019 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. As of September 30, 2019, the Company had incurred and paid $76,000 of expenses.

Related Party Loans

On March 15, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The Company repaid the full $270,000 borrowed under the Note on June 11, 2019 and has no borrowings from the Note as of September 30, 2019.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of September 30, 2019. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

A portion of the Deferred Underwriter Compensation (up to a maximum $3,243,750) may be paid to Stifel or other third parties that did not participate in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating an Initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the Company’s management team in their sole and absolute discretion; provided, that no single third party (together with its affiliates) may be paid an amount in excess of the portion of the aggregate Deferred Underwriting Commission paid to the underwriter unless the parties otherwise agree.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2019, there were 1,873,366 shares of Class A common stock issued and outstanding (excluding 38,126,634 shares of Class A common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. The Company’s initial stockholders currently own an aggregate of 10,000,000 shares of the Company’s Class B common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or its affiliates upon conversion of loans made to us)

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•

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

Placement Warrants

The Sponsor, Cantor, and Stifel purchased an aggregate of 6,000,000 Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each whole Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. These Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Cantor, Stifel or their or their permitted transferees. The Placement Warrants (including the Class A common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination and they will not be redeemable so long as they are held by the Company’s Sponsor or its permitted transferees. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$402,621,367

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

•

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2019, we had net income of $1,458,925, which consists of operating costs of $292,042 and a $387,816 provision for income taxes, offset by interest income of $2,107,223 and unrealized gains of $31,560 on marketable securities held in our Trust Account (as defined below). For the period from February 13, 2019 (date of inception) through September 30, 2019, we had net income of $1,798,972, which consists of operating costs of $344,187 and a $478,207 provision for income taxes, offset by interest income of $2,539,663 and unrealized gains of $81,703 on marketable securities held in our Trust Account.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants at a price of $1.50 per warrant (“Placement Warrants”) in a private placement, generating gross proceeds of $9,000,000. Of this amount the Sponsor purchased 5,550,000 Placement Warrants for $8,325,000, Cantor Fitzgerald & Co. (“Cantor”) purchased 383,333 Placement Warrants for $575,000 and Stifel, Nicolaus & Company, Incorporated (“Stifel”) purchased 66,667 Placement Warrants for $100,000. Each Placement Warrant is exercisable to purchase one whole share of the Company’s Class A common stock at $11.50 per share. The Placement Warrants are identical to the warrants sold in the Initial Public Offering subject to limited exceptions.

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

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $402,621,367 (including approximately $81,703 of unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the Trust Account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

For the period from February 13, 2019 (date of inception) through September 30, 2019, cash used in operating activities was $538,066, consisting primarily of $344,187 in formation and operating costs, plus changes in operating assets and liabilities that used $193,879 of cash from operating activities. The interest income of $2,539,663 and unrealized gains of $81,703 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of taxes.

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

As of September 30, 2019, we had cash of $924,904 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of September 30, 2019. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

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

Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended through September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Units in the Initial Public Offering (5,000,000 Units sold pursuant to the underwriters partially exercising their overallotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. Cantor acted as the sole book running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-231617 and 333-231998). The SEC declared the registration statement effective on June 6, 2019.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYMAKER ACQUISITION CORP. II

Date: November 5, 2019	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer) (Principal Financial and Accounting Officer)