Form 10-Q
period 2020-03-31
Haymaker Acquisition Corp. II
filed 2020-05-13
CIK 1771908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 12, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 (“Class A Common Stock”) and 10,000,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2020 and for the period from February 13, 2019 (inception) through March 31, 2019 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2020 and for the period from February 13, 2019 (inception) through March 31, 2019 (Unaudited)	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2020 and for the period from February 13, 2019 (inception) through March 31, 2019 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	23
Item 6.	Exhibits	23

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
Current assets
Cash	$589,282	$816,926
Prepaid expenses	237,620	194,902

Total current assets	826,902	1,011,828
Investments and cash held in Trust Account	405,943,843	404,362,721

Total assets	$406,770,745	$405,374,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$71,195	$116,666
Income tax payable	1,029,820	786,210

Total current liabilities	1,101,015	902,876
Deferred tax liability	34,930	10,721
Deferred underwriter compensation	15,000,000	15,000,000

Total liabilities	16,135,945	15,913,597

Commitments
Common stock subject to possible redemption 38,100,180 and 38,116,403 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	385,634,799	384,460,951

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,899,820 and 1,883,597 shares issued and outstanding (excluding 38,100,180 and 38,116,403 shares subject to redemption) as of March 31, 2020 and December 31, 2019, respectively	189	188
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	826,983	2,000,832
Retailed earnings	4,171,829	2,997,981

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$406,770,745	$405,374,549

See accompanying notes to condensed financial statements

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2020	For the period from February 13, 2019 (inception) through March 31, 2019
Operating costs	$315,943	$—

Loss from operations	(315,943)	—

Other income:
Interest income	1,591,278	—
Unrealized gain on securities held in Trust Account	166,333	—

Other income	1,757,611	—

Income before provision for income taxes	1,441,668	—
Provision for income taxes	(267,820)	—

Net income	$1,173,848	$—

Weighted average shares outstanding, basic and diluted (1)	11,883,597	7,500,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.00)

(1)

Excludes an aggregate of up to 38,100,180 shares subject to redemption for the three months ended March 31, 2020 and excludes an aggregate of 1,125,000 shares held by the sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full the period from February 13, 2019 (date of inception) through March 31, 2019.

(2)	Net loss per common share – basic and diluted excludes income attributable to shares subject to possible redemption of $1,314,389 for the three months ended March 31, 2020.

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance –January 1, 2020	1,883,597	$188	10,000,000	$1,000	$2,000,832	$2,997,981	$5,000,001
Common stock subject to possible redemption	16,223	1	—	—	(1,173,849)	—	(1,173,848)
Net income	—	—	—	—	—	1,173,848	1,173,848

Balance – March 31, 2020 (unaudited)	1,899,820	$189	10,000,000	$1,000	$826,983	$4,171,829	$5,000,001

For the period from February 13, 2019 (inception) through March 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2019 (unaudited)	—	$—	8,625,000	$863	$24,137	$—	$25,000

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2020	For the period from February 13, 2019 (inception) through March 31, 2019
Cash Flows from Operating Activities:
Net income	$1,173,848	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,591,278)	—
Unrealized gain on marketable securities held in Trust Account	(166,333)	—
Deferred tax liability	24,209	—
Changes in operating assets and liabilities:
Prepaid expenses	(42,718)	—
Accounts payable and accrued expenses	(45,471)	—
Income tax payable	243,611	—

Net cash used in operating activities	(404,132)	—

Cash Flows from Investing Activities:
Cash withdraw from Trust Account to pay franchise taxes	176,488	—

Net cash provided by investing activities	176,488	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note	—	75,000
Payment of offering costs	—	(57,500)

Net cash provided by financing activities	—	42,500

Net Change in Cash	(227,644)	42,500
Cash – Beginning	816,926	—

Cash – Ending	$589,282	$42,500

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,173,848	$—

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

At March 31, 2020, the Company had not yet commenced operations. All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and since the Initial Public Offering, the search for a target business to acquire. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements included in the Form 10-K filed by the Company with the SEC on March 19, 2020.

Liquidity and Going Concern

As of March 31, 2020 and December 31, 2019, the Company had a balance of cash of $589,282 and $816,926, respectively.

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

The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuancedateofthisForm10-Q. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020.

Investments and Cash Held in Trust Account

At March 31, 2020, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture or redemption. At March 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 19,333,333 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Three Months Ended March 30, 2020
Net Income	$1,173,848
Less: Income attributable to common stock subject to possible redemption	(1,314,389)

Adjusted net loss	$(140,541)

Weighted average shares outstanding, basic and diluted	11,883,597

Basic and diluted net loss per common share	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on June 7, 2019 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. For the three months ended March 31, 2020, the Company incurred and paid $60,000 of expenses.

Related Party Loans

On March 15, 2019, the Sponsor loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The Company repaid the full $270,000 borrowed under the Note on June 11, 2019 and has no borrowings from the Note as of March 31, 2020.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of March 31, 2020. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2020, there were 1,899,820 shares of Class A common stock issued and outstanding (excluding 38,100,180 shares of Class A common stock subject to possible redemption). At December 31, 2019, there were 1,883,597 shares issued and outstanding (excluding 38,116,403 shares subject to redemption).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. The Company’s initial stockholders currently own an aggregate of 10,000,000 shares of the Company’s Class B common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or its affiliates upon conversion of loans made to us)

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$405,943,843	$404,362,721

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2020, we had net income of $1,173,848, which consists of operating costs of $315,943 and a $267,820 provision for income taxes, offset by interest income of $1,591,278 and unrealized gains of $166,333 on marketable securities held in our Trust Account (as defined below).

For the period from February 13, 2019 (date of inception) through March 31, 2019, we had no revenues or expenses.

Liquidity and Capital Resources

The registration statement for our Initial Public Offering was declared effective on June 6, 2019. On June 11, 2019, we consummated the Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being sold, the “Public Shares”), generating gross proceeds of $400,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 warrants at a price of $1.50 per warrant (“Placement Warrants”) in a private placement, generating gross proceeds of $9,000,000. Of this amount the Sponsor purchased 5,550,000 Placement Warrants for $8,325,000, Cantor Fitzgerald & Co. (“Cantor”) purchased 383,333 Placement Warrants for $575,000 and Stifel, Nicolaus & Company, Incorporated (“Stifel”) purchased 66,667 Placement Warrants for $100,000. Each Placement Warrant is exercisable to purchase one whole share of our Class A common stock at $11.50 per share. The Placement Warrants are identical to the warrants sold in the Initial Public Offering subject to limited exceptions.

Following the closing of the Initial Public Offering on June 11, 2019, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Warrants was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to us to pay our tax obligations.

Transaction costs amounted to $22,562,030, consisting of $7,000,000 of underwriting fees, $15,000,000 of deferred underwriting fees and $562,030 of Initial Public Offering costs. In addition, $1,444,570 of cash was held outside of the Trust Account and was available for working capital purposes.

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $405,943,843 (including approximately $166,333 of unrealized gains) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the Trust Account may be used by us to pay taxes. Through March 31, 2020, we had transferred $176,488 from the interest earned on the Trust Account to pay franchise taxes.

For the three months ended March 31, 2020, cash used in operating activities was $404,132, consisting primarily of $315,943 in operating costs, plus changes in operating assets and liabilities that used $88,189 of cash from operating activities. The interest income of $1,591,278 and unrealized gains of $166,333 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of taxes.

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

As of March 31, 2020, we had cash of $589,282 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with the Initial Business Combination, the Sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants that would be identical to Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, utilities and administrative support provided to us. We began incurring these fees on June 7, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of our Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of March 31, 2020. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if we do not complete our Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

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

Net Income (Loss) Per Common Share

We present our earnings (net loss) per share information in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share.” Under the two-class method, net income is adjusted for the portion of income that is attributable to common stock subject to redemption as these shares only participate in the income of the Trust Account and not our losses. The remaining net income (loss) is then allocated to the weighted average shares outstanding of common stock.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended through March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K dated March 19, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K dated March 19, 2020 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

HAYMAKER ACQUISITION CORP. II

Date: May 13, 2020	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer (Principal Financial and Accounting Officer)