Form 10-Q
period 2020-06-30
Haymaker Acquisition Corp. II
filed 2020-07-31
CIK 1771908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of July 30, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 (“Class A Common Stock”) and 10,000,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2020 and 2019 and for the Six Months Ended June 30, 2020 and for the period from February 13, 2019 (inception) through June 30, 2019 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and for the Three Months Ended June 30, 2019 and for the period from February 13, 2019 (inception) through June 30, 2019 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 and for the period from February 13, 2019 (inception) through June 30, 2019 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash	$471,611	$816.926
Prepaid income taxes	73,607	—
Prepaid expenses	130,117	194,902

Total current assets	675,355	1,011,828

Deferred tax asset	19,040	—
Investments and cash held in Trust Account	404,986,790	404,362,721

Total assets	$405,681,165	$405,374,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$156,604	$116,666
Income tax payable	—	786,210

Total current liabilities	156,604	902,876

Deferred tax liability	—	10,721
Deferred underwriter compensation	15,000,000	15,000,000

Total liabilities	15,156,604	15,913,597

Commitments
Common stock subject to possible redemption 38,080,223 and 38,116,403 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	385,524,560	384,460,951

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,919,777 and 1,883,597 shares issued and outstanding (excluding 38,080,223 and 38,116,403 shares subject to redemption) as of June 30, 2020 and December 31, 2019, respectively	192	188
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	937,219	2,000,832
Retailed earnings	4,061,590	2,997,981

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$405,681,165	$405,374,549

See accompanying notes to condensed financial statements

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	For the period from February 13, 2019 (inception) through June 30, 2019
Operating costs and formation costs	$310,583	$52,114	$626,526	$52,114

Loss from operations	(310,583)	(52,114)	(626,526)	(52,114)

Other income:
Interest income	431,730	432,440	2,023,008	432,440
Unrealized gain (loss) on securities held in Trust Account	(205,945)	50,143	(39,612)	50,143

Other income, net	225,785	482,583	1,983,396	482,583

Income (loss) before provision for income taxes	(84,798)	430,439	1,356,870	430,439)
Provision for Income Taxes	(25,441)	(90,392)	(293,261)	(90,392)

Net income (loss)	$(110,239)	$340,047	$1,063,609	$340,047

Weighted average shares outstanding, basic and diluted (1)	11,899,820	9,386,565	11,891,709	7,236,612

Basic and diluted net loss per common share(2)	$(0.02)	$(0.00)	$(0.03)	$(0.00)

(1)

Excludes an aggregate of up to 38,080,223 shares subject to redemption for the three and six months ended June 30, 2020 and excludes an aggregate of up to 38,135,881shares subject to redemption for the three months ended June 30, 2019 the period from February 13, 2019 (date of inception) through June 30, 2019.

(2)

Basic and diluted net loss per common share excludes income attributable to shares subject to possible redemption of $143,129 for the three months ended June 30, 2020 and $1,456,829 for the six months ended June 30, 2020 and excludes income attributable to shares subject to possible redemption of $358,023 for the three months ended June 30, 2019 and for the period from February 13, 2019 (inception) through June 30, 2019.

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	1,883,597	$188	10,00,000	$1,000	$2,000,832	$2,997,981	$5,000,001

Common stock subject to possible redemption	16,223	1	—	—	(1,173,849)	—	(1,173,848)

Net income	—	—	—	—	—	1,173,848	1,173,848

Balance – March 31, 2020 (unaudited)	1,899,820	$189	10,000,000	$1,000	$826,983	$4,171,829	$5,000,001

Common stock subject to redemption	19,957	3	—	—	110,236	—	110,239

Net loss	—	—	—	—	—	(110,239)	(110,239)

Balance – June 30, 2020 (unaudited)	1,919,777	192	10,000,000	1,000	$937,219	$4,061,590	$5,000,001

For the period from February 13, 2019 (inception) through June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – February 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Balance – March 31, 2019 (unaudited)	—	—	8,625,000	863	$24,137	$—	$25,000

Class B Stock Split, less forfeiture from over-allotment			1,375,000	137	(323)	—	(186)

Sale of 40,000,000 Units, net of underwriters discount and offering costs	40,000,000	4,000	—	—	377,437,970	—	377,441,970

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000

Common stock subject to redemption	(38,135,881)	(3,814)	—	—	(381,803,016)	—	(381,806,830)

Net income	—	—	—	—	—	340,047	340,047

Balance – June 30, 2019 (unaudited)	1,864,119	186	10,000,000	1,000	$4,658,768	$340,047	$5,000,001

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2020	For the period from February 13, 2019 (inception) through June 30, 2019
Cash Flows from Operating Activities:

Net income	$1,063,609	$340,047
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,023,008)	(432,440)
Unrealized loss (gain) on marketable securities held in Trust Account	39,612	(50,143)
Deferred tax (asset) liability	(29,761)	10,530
Changes in operating assets and liabilities:
Prepaid expenses	64,785	(179,783)
Accounts payable and accrued expenses	39,938	20,469
Income tax payable	(859,817)	79,862

Net cash used in operating activities	(1,704,642)	(211,458)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)
Cash withdraw from Trust Account to pay income and franchise taxes	1,359,327	—

Net cash provided by investing activities	1,359,327	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	393,000,000
Proceeds from sale of Private Placement Warrants	—	9,000,000
Proceeds from promissory notes – related parties		270,000
Repayment of promissory notes – related parties	—	(270,000)
Payment of offering costs	—	(562,030)

Net cash provided by financing activities	—	401,462,970

Net Change in Cash	(345,315)	1,251,512
Cash – Beginning	816,926	—

Cash – Ending	$471,611	$1,251,512

Non-Cash investing and financing activities:
Deferred underwriting fees	$15,000,000	$15,000,000

Cash paid for income taxes	$1,182,839	$—

Initial classification of common stock subject to redemption	$381,458,796	$381,458,796

Change in value of common stock subject to possible redemption	$1,063,609	$344,227

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

At June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and since the Initial Public Offering, the search for a target business to acquire. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and permitted investments from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2020, the Company had a balance of cash of $471,611.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its Initial Business Combination.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern through June 11, 2021 which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. The Company has incurred significant losses and may require additional funds to meet its obligations and sustain its operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Investments and Cash Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were held in cash and U.S. Treasury Bills. For the six months ended June 30, 2020, the Company had withdrawn $1,359,327 from the Trust Account to pay franchise and income taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Any difference between the effective tax rate and statutory tax rate is the result of deferred tax asset or liability balances related to unrealized gains or losses on marketable securities.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture or redemption. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 19,333,333 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	For the period from February 13, 2019 (inception) through June 30, 2019
Net income (loss)	$(110,239)	$340,047	$1,063,609	$340,047
Less: Income attributable to common stock subject to redemption	(143,129)	(358,023)	(1,456,829)	(358,023)

Adjusted net loss	$(253,368)	$(17,976)	$(393,220)	$(17,976)
Weighted average shares outstanding, basic and diluted	11,899,820	9,386,565	11,891,709	7,236,612

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on June 7, 2019 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. For the three months ended June 30, 2020, the Company incurred and paid $60,000 of expenses.

Related Party Loans

On March 15, 2019, the Sponsor loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The Company repaid the full $270,000 borrowed under the Note on June 11, 2019 and has no borrowings from the Note as of June 30, 2020.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of June 30, 2020. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2020, there were 1,919,777 shares of Class A common stock issued and outstanding (excluding 38,080,223 shares of Class A common stock subject to possible redemption). At December 31, 2019, there were 1,883,597 shares issued and outstanding (excluding 38,116,403 shares subject to redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$404,986,790	$404,362,721

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 13, 2020, the Company, ARKO Holdings Ltd. (“Arko”) and GPM Investments, LLC (“GPM”) issued a joint press release, announcing that the Company, Arko and GPM had entered into a non-binding letter of intent (the “Letter of Intent”) for a business combination. Arko is an Israeli holding company which, through its indirect U.S. subsidiary, GPM, is a leading convenience store operator with 1,272 company-operated stores and 128 additional sites as of December 31, 2019 to which it delivers fuel in the United States (excluding pending acquisitions).

Under the terms of the Letter of Intent, the Company and Arko intend to enter into a definitive agreement pursuant to which the Company and Arko would combine, with the former equity holders of both entities and the minority equity holders of GPM holding equity in the combined public company listed on Nasdaq (the “Surviving Company”) and with Arko’s existing equity holders owning a majority of the equity in the Surviving Company. The final terms of the definitive agreement are subject to the completion of due diligence to the Company’s satisfaction.

Under the terms of the Letter of Intent, the enterprise value of the combined company is approximately $1.5 billion. It is expected that there will be a substantial rollover of equity by the existing equity holders GPM and Arko.

The completion of the business combination is subject to the negotiation and execution of definitive documentation and satisfaction of the conditions therein, including (i) completion of any required stock exchange and regulatory review, (ii) approval of the transaction by the Company’s and Arko’s stockholders, (iii) receipt by Arko and GPM of any required third-party approvals, and (iv) the Company’s common stock being listed on the Tel Aviv Stock Exchange. Accordingly, no assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

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

On July 2020, we entered in to a non-binding letter of intent (the “Letter of Intent”) for a business combination with ARKO Holdings Ltd. (“Arko”) and GPM Investments, LLC (“GPM”). Arko is an Israeli holding company which, through its indirect U.S. subsidiary, GPM, is a leading convenience store operator with 1,272 company-operated stores and 128 additional sites as of December 31, 2019 to which it delivers fuel in the United States (excluding pending acquisitions).

Under the terms of the Letter of Intent, we intend to enter into a definitive agreement with Arko, pursuant to which we would combine with Arko, with the former equity holders of both entities and the minority equity holders of GPM holding equity in the combined public company listed on Nasdaq (the “Surviving Company”) and with Arko’s existing equity holders owning a majority of the equity in the Surviving Company. The final terms of the definitive agreement are subject to the completion of due diligence to our satisfaction.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2020, we had a net loss of $110,239, which consists of operating costs of $310,583, a $25,441 provision for income taxes, and an unrealized loss of $205,945, offset by interest income of $431,730 on marketable securities held in our Trust Account (as defined below).

For the six months ended June 30, 2020, we had net income of $1,063,609, which consists of operating and transaction costs of $626,256, a $293,261 provision for income taxes, and an unrealized loss of $39,612, offset by interest income of $2,023,008 on marketable securities held in our Trust Account.

For the three months ended June 30, 2019 and for the period from February 13, 2019 (date of inception) through June 30, 2019, we had net income of $340,047, which consists of formation costs and operating costs of $52,144 and a $90,392 provision for income taxes, offset by interest income of $432,440 and unrealized gains of $50,143 on marketable securities held in our Trust Account.

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

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $404,986,790 (including approximately $39,612 of unrealized losses) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the Trust Account may be used by us to pay taxes. Through June 30, 2020, we had transferred $1,359,327 from the interest earned on the Trust Account to pay income taxes and franchise taxes.

For the six months ended June 30, 2020, cash used in operating activities was $1,704,642, consisting primarily of $626,526 in operating costs, plus changes in operating assets and liabilities that used $1,078,116 of cash from operating activities. The interest income of $2,023,008 and unrealized loss of $39,612 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of taxes.

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

As of June 30, 2020, we had cash of $471,611 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of our Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of June 30, 2020. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if we do not complete our Initial Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended through June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K dated March 19, 2020 filed with the SEC, and our Quarterly Report on Form 10-Q dated May 13, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K dated March 19, 2020 filed with the SEC, and our Quarterly Report on Form 10-Q dated May 13, 2020 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

HAYMAKER ACQUISITION CORP. II

Date: July 30, 2020	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2020	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer)
(Principal Financial and Accounting Officer)