Form 10-Q
period 2020-09-30
Haymaker Acquisition Corp. II
filed 2020-11-16
CIK 1771908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 16, 2020, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 (“Class A Common Stock”) and 10,000,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP. II

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2020 and 2019 and for the Nine Months Ended September 30, 2020 and for the period from February 13, 2019 (inception) through September 30, 2019 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and for the Three Months Ended September 30, 2019 and for the period from February 13, 2019 (inception) through September 30, 2019 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 and for the period from February 13, 2019 (inception) through September 30, 2019 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

i

PAR I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash	$227,132	$816,926
Prepaid income taxes	83,983	—
Prepaid expenses	114,479	194,902

Total current assets	425,594	1,011,828

Deferred tax asset	19,713	—
Investments and cash held in Trust Account	405,030,324	404,362,721

Total assets	$405,475,631	$405,374,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$64,592	$116,666
Accrued transaction costs	3,256,190	—
Income tax payable	—	786,210

Total current liabilities	3,320,782	902,876

Deferred tax liability	—	10,721
Deferred underwriter compensation	15,000,000	15,000,000

Total liabilities	18,320,782	15,913,597

Commitments
Common stock subject to possible redemption 37,736,854 and 38,116,403 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	382,154,848	384,460,951

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,263,146 and 1,883,597 shares issued and outstanding (excluding 37,736,854 and 38,116,403 shares subject to redemption) as of September 30, 2020 and December 31, 2019, respectively	226	188
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	4,306,896	2,000,832
Retailed earnings	691,879	2,997,981

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$405,475,631	$405,374,549

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	For the period from February 13, 2019 (inception) through September 30, 2019
Operating costs and formation costs	$3,530,158	$292,042	$4,156,684	$344,187

Loss from operations	(3,530,158)	(292,042)	(4,156,684)	(344,187)

Other income:
Interest income	152,603	2,107,223	2,175,611	2,539,663
Unrealized gain (loss) on securities held in Trust Account	(3,205)	31,560	(42,817)	81,703

Other income, net	149,398	2,138,783	2,132,794	2,621,366

Income (loss) before provision for income taxes	(3,807,760)	1,846,741	(2,023,890)	2,277,179
Provision (benefit) for income taxes	11,049	(387,816)	(282,212)	(478,207)

Net income (loss)	$(3,369,711)	$1,458,925	$(2,306,102)	$1,798,972

Weighted average common shares outstanding, basic and diluted (1)	11,919,777	11,864,119	11,901,065	8,631,053

Basic and diluted net loss per common share(2)	$(0.29)	$(0.01)	$(0.32)	$(0.02)

(1)

Excludes an aggregate of up to 37,736,854 shares subject to redemption for the three and nine months ended September 30, 2020 and excludes an aggregate of up 38,126,634 shares subject to redemption for the three months ended September 30, 2019 and the period from February 13, 2019 (date of inception) through September 30, 2019.

(2)

Basic and diluted net loss per common share excludes income attributable to shares subject to possible redemption of $112,725 for the three months ended September 30, 2020 and $1,556,418 for the nine months ended September 30, 2020 and excludes income attributable to shares subject to possible redemption of $1,621,305 for the three months ended September 30, 2019 and $1,979,241 for the period from February 13, 2019 (inception) through September 30, 2019.

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2019	1,883,597	$188	10,00,000	$1,000	$2,000,832	$2,997,981	$5,000,001

Common stock subject to possible redemption	36,180	4	—	—	(1,063,613))	—	(1,063,609)

Net income	—	—	—	—	—	1,063,609	1,063,609

Balance – June 30, 2020 (unaudited)	1,919,777	$192	10,000,000	$1,000	$937,219	$4,061,590	$5,000,001

Common stock subject to redemption	343,369	34	—	—	3,369,677	—	3,369,711

Net loss	—	—	—	—	—	(3,369,711)	(3,369,711)

Balance – September 30, 2020 (unaudited)	2,263,146	$226	10,000,000	1,000	$4,306,896	$691,879	$5,000,001

For the Three Months Ended September 30, 2019 and the period from February 13, 2019 (inception) through September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance –February 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Class B Stock Dividend, less forfeiture of 62,500 shares from over-allotment	—	—	1,375,000	137	(323)	—	(186)

Sale of 40,000,000 Units, net of underwriters discount and offering costs	40,000,000	4,000	—	—	377,437,970	—	377,441,970

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	9,000,000	—	9,000,000

Common stock subject to redemption	(38,135,881)	(3,814)	—	—	(381,803,016)	—	(381,806,830)

Net income	—	—	—	—	—	340,047	340,047

Balance – June 30, 2019 (unaudited)	1,864,119	$186	10,000,000	$1,000	$4,658,768	$340,047	$5,000,001

Common stock subject to redemption	9,247	1	—	—	(1,458,926)	—	(1,458,925)

Net income	—	—	—	—	—	1,458,925	1,458,925

Balance – September 30, 2019 (unaudited)	1,873,366	$187	10,000,000	$1,000	$3,199,842	$1,798,972	$5,000,001

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2020	For the period from February 13, 2019 (inception) through September 30, 2019
Cash Flows from Operating Activities:

Net income (loss)	$(2,306,102)	$1,798,972
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,175,611)	(2,539,663)
Unrealized loss (gain) on marketable securities held in Trust Account	42,817	(81,703)
Deferred tax (asset) liability	(30,434)	17,158
Changes in operating assets and liabilities:
Prepaid expenses	80,423	(271,322)
Accounts payable and accrued expenses	3,204,116	77,442
Income tax payable	(870,193)	461,050

Net cash used in operating activities	(2,054,984)	(538,066)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)
Cash withdrawal from Trust Account to pay income and franchise taxes	1,465,190	—

Net cash provided by (used in) investing activities	1,465,190	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	393,000,000
Proceeds from sale of Private Placement Warrants	—	9,000,000
Proceeds from promissory notes – related parties	—	270,000
Repayment of promissory notes – related parties	—	(270,000)
Payment of offering costs	—	(562,030)

Net cash provided by financing activities	—	401,462,970

Net Change in Cash	(589,794)	924,904
Cash – Beginning	816,926	—

Cash – Ending	$227,132	$924,904

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$1,182,839	$—

Non-Cash investing and financing activities:
Deferred underwriting fees	$—	$15,000,000

Initial classification of common stock subject to redemption	$—	$381,458,796

Change in value of common stock subject to possible redemption	$2,306,102	$1,803,146

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

On September 8, 2020, the Company, ARKO Corp., a Delaware corporation, Punch US Sub, Inc., a Delaware corporation, Punch Sub Ltd., a company organized under the Laws of the State of Israel, and Arko Holdings Ltd., a company organized under the Laws of the State of Israel (“Arko”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) pursuant to which the Company and Arko shall enter into a business combination.

At September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and since the Initial Public Offering, the search for a target business to acquire and entry into the Business Combination Agreement. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and permitted investments from the proceeds derived from the Initial Public Offering.

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

The Trust Account

The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Liquidity and Going Concern

As of September 30, 2020, the Company had a balance of cash of $227,132.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its Initial Business Combination.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern through June 11, 2021, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. The Company has incurred significant losses and may require additional funds to meet its obligations and sustain its operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Investments and Cash Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were held in cash and U.S. Treasury Bills. For the nine months ended September 30, 2020, the Company had withdrawn $1,465,190 from the Trust Account to pay franchise and income taxes.

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

There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture or redemption. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 19,333,333 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	For the period from February 13, 2019 (inception) through September 30, 2019
Net income (loss)	$(3,369,711)	$1,458,925	$(2,306,102)	$1,798,972
Less: Income attributable to common stock subject to redemption	(112,725)	(1,621,305)	(1,556,418)	(1,979,241)

Adjusted net loss	$(3,482,436)	$(162,380)	$(3,862,520)	$(180,269)

Weighted average common shares outstanding, basic and diluted	11,919,777	11,864,119	11,901,065	8,631,053

Basic and diluted net loss per common share	$(0.29)	$(0.01)	$(0.32)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Pursuant to the letter agreement, the Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Initial Business Combination.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on June 7, 2019 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. For the three months ended September 30, 2020 and 2019, the Company incurred and paid $60,000 of expenses, respectively. For the nine months ended September 30, 2020, the Company incurred and paid $180,000 of expenses. For the period from February 13, 2019 (inception) through September 30, 2019, the Company incurred and paid $76,000 of expenses.

Related Party Loans

On March 15, 2019, the Sponsor loaned the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The Company repaid the full $270,000 borrowed under the Note on June 11, 2019 and has no borrowings from the Note as of September 30, 2020.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of September 30, 2020. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 2,263,146 shares of Class A common stock issued and outstanding (excluding 37,736,854 shares of Class A common stock subject to possible redemption). At December 31, 2019, there were 1,883,597 shares issued and outstanding (excluding 38,116,403 shares subject to redemption).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. The Company’s initial stockholders currently own an aggregate of 10,000,000 shares of the Company’s Class B common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to us)

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

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

Placement Warrants

The Sponsor, Cantor, and Stifel purchased an aggregate of 6,000,000 Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each whole Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. These Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Cantor, Stifel or their or their permitted transferees. The Placement Warrants (including the Class A common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination and they will not be redeemable so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants.

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

The Sponsor has agreed not to transfer, assign or sell any of the Placement Warrants (including the Class A common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date the Company completes its Initial Business Combination.

8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$405,030,324	$404,362,721

9. PENDING ACQUISITION

Business Combination Agreement

On September 8, 2020, the Company, ARKO Corp., a Delaware corporation, Punch US Sub, Inc., a Delaware corporation, Punch Sub Ltd., a company organized under the Laws of the State of Israel, and Arko, entered into the Business Combination Agreement pursuant to which ARKO Corp., the Company and Arko will enter into a business combination resulting in Arko and the Company becoming wholly owned subsidiaries of ARKO Corp. The consideration payable under the Business Combination Agreement to the shareholders of Arko consists of a combination of cash and shares of ARKO Corp. and the stockholders and warrant holders of the Company will receive shares and warrants of ARKO Corp.

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized in a Form 8-K filed with the SEC by the Company on September 9, 2020.

GPM Equity Purchase Agreement

On September 8, the Company, ARKO Corp., Arko, and certain minority investors of GPM Investments, LLC (the “GPM Minority Investors”), entered into the equity purchase agreement (the “GPM Equity Purchase Agreement”), pursuant to which, upon closing of the Business Combination, ARKO Corp. will purchase from the GPM Minority Investors all of their (a) direct and indirect membership interests in GPM, (b) warrants, options or other rights to purchase or otherwise acquire securities of GPM, equity appreciation rights or profits interests relating to GPM, and (c) obligations, evidences of indebtedness or other securities or interests, but only to the extent convertible or exchange into securities described in clauses (a) or (b), including its membership interests (the “Equity Securities”). In exchange for such Equity Securities, the GPM Minority Investors will receive shares of ARKO Corp. common stock and Ares will exchange its warrants to acquire membership interest in GPM for warrants to purchase 1.1. million shares of ARKO Corp. common stock for an exercise price of $10.00 per share, with an exercise period of five years from the date of the closing of the Business Combination.

Voting Support Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into Voting Support Agreements (each, a “Voting Support Agreement” and collectively, the “Voting Support Agreements”), one with Morris Willner and his affiliates WRDC Enterprises and Vilna Holdings, and one with Arie Kotler and his affiliates KMG Realty LLC and Yahli Group Ltd. (together with Morris Willner and Vilna Holdings, the “Voting Support Shareholders”). Pursuant to the Voting Support Agreements, the Voting Support Shareholders, as Arko shareholders, have agreed to vote, subject to certain exceptions, all of their Arko ordinary shares, par value 0.01 New Israeli Shekel per share (“Arko Ordinary Shares”) (a) in favor of the approval and adoption of the Business Combination Agreement, the GPM Equity Purchase Agreement, and related transaction documents, (b) in favor of any matter reasonably necessary to the consummation of the Business Combination and considered and voted upon by Arko, (c) in favor of any proposal to adjourn or postpone to a later date any meeting of the shareholders of Arko at which any of the foregoing matters are submitted for consideration and vote of the Arko shareholders if there are not sufficient votes for approval of any such matters on the date on which the meeting is held, and (d) against at any action, agreement or transactions (other than the Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent, impede, delay or adversely affect in any material respects the transactions contemplated by the Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Business Combination to be consummated.

Additionally, each of Arie Kotler and Morris Willner has agreed for himself, and on behalf of any affiliates holding Arko Ordinary Shares, to elect either Option A or Option B (each as defined in the Business Combination Agreement). Each of Mr. Kotler and Mr. Willner has also agreed to not to, among other things, sell, assign, transfer, or dispose of any of the Arko Ordinary Shares they hold.

Voting Letter Agreement

In connection with the Business Combination Agreement and other proposed transactions contemplated by the Business Combination Agreement (the “Proposed Transaction”), Arie Kotler, Morris Willner, WRDC Enterprises and Vilna Holdings entered into a letter agreement (the “Voting Letter Agreement”). Pursuant to the Voting Letter Agreement, until the seventh anniversary of the Closing, each of Morris Willner and Vilna Holdings (each, a “Willner Party”) shall vote, or cause to be voted, all shares of ARKO Corp. common stock owned beneficially or of record, whether directly or indirectly, by such Willner Party or any of its affiliates, or over which such Willner Party or any of its affiliates maintains or has voting control, directly or indirectly, at any annual or special meeting of stockholders of ARKO Corp. (including, if applicable, through the execution of one or more written consents if the stockholders of ARKO Corp. are requested to act through the execution of written consent), in favor of Arie Kotler if he is a nominee for election to the board of directors of ARKO Corp.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, ARKO Corp. entered into the Sponsor Support Agreement with the Sponsor, and for purposes of Section 6 and Section 12 thereof, Andrew R. Heyer and Steven J. Heyer, pursuant to which the Sponsor has agreed to vote all of its shares of the Company common stock (a) in favor of the approval and adoption of the Business Combination Agreement, GPM Equity Purchase Agreement, and other transaction documents, (b) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement, and (c) against at any action, agreement or transactions (other than the Business Combination Agreement and the transactions contemplated thereby) or proposal that would reasonably be expected to (i) prevent or materially delay the transactions contemplated by the Business Combination Agreement or any other transaction document or (ii) result in failure of the transactions contemplated by the Business Combination to be consummated. In addition, the Sponsor, Andrew R. Heyer and Steven J. Heyer (each, a “Specified Holder”) have agreed to vote, or cause to be voted, all shares of ARKO Corp. Common Stock owned beneficially or of record, whether directly or indirectly, by such Specified Holder or any of its affiliates, or over which such Specified Holder or any of its affiliates maintains or has voting control, directly or indirectly, in favor of Arie Kotler if he is a nominee for election to the board of directors of ARKO Corp. from the closing of the Business Combination for a period of up to seven years following of the closing of the Business Combination, subject to certain exceptions contained in the Sponsor Support Agreement.

Following the First Effective Time (as defined in the Business Combination Agreement), (i) the Sponsor will automatically forfeit 1,000,000 shares of ARKO Corp. common stock and 2,000,000 Arko Corp. warrants, and such shares and warrants will be cancelled and no longer outstanding and (ii) 4,000,000 shares of Arko Corp. common stock that would otherwise be issuable to the Sponsor will be deferred (subject to certain triggering events).

Termination Fee Letter Agreement

On September 8, 2020, the Company and the Sponsor entered into a letter agreement related to the Company Termination Fee. If the Business Combination Agreement is terminated under certain circumstances, Arko will be required to pay a termination fee (the “Company Termination Fee”) in the amount of approximately $21.52 million. In the event of any payment of the Company Termination Fee to the Company, the Company will allocate any such amounts as follows (and with the following priority): (i) to pay the expenses of Haymaker incurred in connection with the Proposed Transaction; (ii) to purchase from the Sponsor the Placement Warrants that the Sponsor purchased in connection with the Initial Public Offering; (iii) to reimburse the Company for its expenses in connection with the Proposed Transaction or any other potential business combinations; (iv) to pay $25,000 to the Sponsor; and (v) to pay any taxes applicable to the Company. The Company will cause the amount of the applicable Company Termination Fee remaining after such payments to be paid to the holders of Company Class A common stock (the “Public Stockholders”) at the time of the Company’s liquidation on a pro rata basis based on the number of shares of Company Class A common stock held by such public stockholders.

Registration Statement

ARKO Corp. filed a registration statement on Form S-4 on September 10, 2020, which includes a prospectus with respect to ARKO Corp.’s securities to be issued in connection with Arko’s pending business combination with the Company (the “Business Combination”) and a proxy statement with respect to the Company’s stockholder meeting to vote on the Business Combination (the “Haymaker proxy statement/prospectus”), with the U.S. Securities and Exchange Commission (the “SEC”). In addition, Arko filed a proxy statement (the “Arko proxy”), which includes the Haymaker proxy statement/prospectus as an exhibit thereto, with the Israel Securities Authority (the “ISA”) on October 7, 2020.

For additional information regarding the Business Combination Agreement, the proposed business combination and Arko, including the risks and uncertainties regarding the business combination and Arko’s business, see the Form S-4/A relating to the business combination filed with the SEC on October 16, 2020.

Other than as specifically discussed, this Report does not give effect to the transactions contemplated by the Business Combination Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, without limitation, expectations with respect to future performance, including projected financial information (which was not audited or reviewed by auditors), and anticipated financial impacts of the Empire Petroleum Partners (“Empire”) acquisition or the Business Combination, the satisfaction of the closing conditions to the Business Combination, and the timing of the completion of the Business Combination. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside of the control of ARKO Corp., the Company, Arko and GPM Investments, LLC (“GPM”), and are difficult to predict. Factors that may cause such differences include, but are not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreements with respect to the Business Combination, (2) the outcome of any legal proceedings that may be instituted against the parties following the announcement of the Business Combination and any definitive agreements with respect thereto; (3) the inability to complete the Business Combination, including due to failure to obtain approval of the stockholders of the Company and Arko or other conditions to closing; (4) the impact of the COVID-19 pandemic on (x) the parties’ ability to consummate the Business Combination and (y) the business of Arko and the combined company; (5) the receipt of an unsolicited offer from another party for an alternative business transaction that could interfere with the Business Combination; (6) the inability to obtain or maintain the listing of ARKO Corp.’s common stock on Nasdaq following the Business Combination; (7) the risk that the Business Combination disrupts current plans and operations as a result of the announcement and consummation of the Business Combination; (8) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably and retain its key employees; (9) costs related to the Business Combination; (10) changes in applicable laws or regulations; (11) the demand for Arko’s and the combined company’s services together with the possibility that Arko or the combined company may be adversely affected by other economic, business, and/or competitive factors; (12) the number of shares submitted for redemption by Haymaker’s stockholders in connection with the stockholder meeting to approve the Business Combination; (13) risks and uncertainties related to Arko’s business, including, but not limited to, changes in fuel prices, the impact of competition, environmental risks, restrictions on the sale of alcohol, cigarettes and other smoking products and increases in their prices, dependency on suppliers, increases in fuel efficiency and demand for alternative fuels for electric vehicles, failure by independent outsider operators to meet their obligations, acquisition and integration risks, and currency exchange and interest rates risks; (14) failure to realize the expected benefits of the acquisition of Empire; (15) failure to promptly and effectively integrate Empire’s business; (16) the potential for unknown or inestimable liabilities related to the Empire business; and (17) other risks and uncertainties included in (x) the “Risk Factors” section of the Haymaker proxy statement/prospectus and (y) other documents filed or to be filed with the SEC by the Company and with the ISA by Arko. The foregoing list of factors is not exclusive. You should not place undue reliance upon any forward-looking statements, which speak only as of the date made. ARKO Corp., the Company, Arko, and GPM do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in their expectations or any change in events, conditions, or circumstances on which any such statement is based. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On September 8, 2020, the Company, ARKO Corp., a Delaware corporation, Punch US Sub, Inc., a Delaware corporation, Punch Sub Ltd., a company organized under the Laws of the State of Israel, and Arko, entered into the Business Combination Agreement pursuant to which the Company and Arko shall enter into a business combination. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized in a Form 8-K filed with the SEC by the Company on September 9, 2020.

The issuance of additional shares of stock in a business combination:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2020, we had a net loss of $3,369,711, which consists of operating costs of $3,530,158, and an unrealized loss of $3,205, offset by interest income of $152,603 on marketable securities held in our Trust Account (as defined below) and $11,049 of income tax benefit.

For the nine months ended September 30, 2020, we had net loss of $2,306,102, which consists of operating and transaction costs of $4,156,684, a $282,212 provision for income taxes, and an unrealized loss of $42,817, offset by interest income of $2,175,611 on marketable securities held in our Trust Account.

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

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $405,030,324 (including approximately $42,817 of unrealized losses) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the Trust Account may be used by us to pay taxes. Through September 30, 2020, we had transferred $1,465,190 from the interest earned on the Trust Account to pay income taxes and franchise taxes.

For the nine months ended September 30, 2020, cash used in operating activities was $2,054,984, consisting primarily of $831,744 in operating costs, plus changes in operating assets and liabilities that used $1,223,240 of cash from operating activities. The interest income of $2,175,611 and unrealized loss of $42,817 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of taxes.

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

As of September 30, 2020, we had cash of $227,132 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering of $350,000,000, or $7,000,000. In addition, the underwriters have earned an additional 3.5% on $350,000,000 of the gross proceeds of the Initial Public Offering, or $12,250,000, plus an additional 5.5% of the gross proceeds from the over-allotment, or $2,750,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of our Initial Business Combination. This commitment of $15,000,000 has been recorded as Deferred Underwriter Compensation in the balance sheet as of September 30, 2020. The underwriting agreement provides that the deferred underwriting discount will be waived by the underwriter if we do not complete our Initial Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three and nine months ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K dated March 19, 2020 filed with the SEC, and our Quarterly Report on Form 10-Q dated May 13, 2020 filed with the SEC . Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K dated March 19, 2020 filed with the SEC, and our Quarterly Report on Form 10-Q dated May 13, 2020 filed with the SEC, other than disclosed herein. For a further discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in ARKO Corp.’s registration statement on Form S-4 relating to the Business Combination.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Our search for a business combination may be materially adversely affected by the recent COVID-19 outbreak.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s financial position, results of operations and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of September 8, 2020, by and among Haymaker Acquisition Corp. II, ARKO Corp., Punch US Sub, Inc., Punch Sub Ltd. and ARKO Holdings Ltd.(1)

2.2†	Equity Purchase Agreement, dated as of September 8, 2020, by and among ARKO Corp. and each of the persons or entities listed on Exhibit B thereto.(2)

10.1	Voting Support Agreement, dated as of September 8, 2020, by and among Haymaker Acquisition Corp. II and Arie Kotler, KMG Realty LLC, and Yahli Group Ltd.(3)

10.2	Voting Support Agreement, dated as of September 8, 2020, by and among Haymaker Acquisition Corp. II and Vilna Holdings, WRDC Enterprises and Morris Willner.(4)

10.3	Sponsor Support and Waiver Letter Agreement, dated as of September 8, 2020, by and among Haymaker Sponsor II LLC, ARKO Holdings Ltd, and for purposes of Section 6 and Section 12 therein, Andrew R. Heyer and Steven J. Heyer.(5)

10.4	Voting Letter Agreement, dated as of September 8, 2020, by and among Arie Kotler, Morris Willner and Vilna Holdings.(6)

10.5	Termination Fee Letter Agreement, dated as of September 8, 2020.(7)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYMAKER ACQUISITION CORP. II

Date: November 16, 2020	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer) (Principal Financial and Accounting Officer)